Form 10KSB
period 1997-12-31
DYNACRAFT GOLF PRODUCTS INC
filed 1998-03-30
CIK 1041882

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-KSB
                                  ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  December  31,  1997           Commission File No.
                                                             1-13261
                          Dynacraft Golf Products, Inc.

             (Exact name of registrant as specified in its charter)
     OHIO                                                            31-1040532
--------------------------------------------------------------------------------
(State  or  other  jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  of  organization)

98  James  Street
Newark,  Ohio                                            43055
---------------------------                   ----------------------------------
(address  of  principal  executive  offices)          (zip  code)

Registrant's  telephone  number,  including  area  code:          (740) 344-1191
Securities  registered  pursuant  to  Section  12  (b)  of  the  Act:  NONE
Securities  registered  pursuant  to  Section  12 (g) of the Act: COMMON SHARES,
                                                             WITHOUT  PAR  VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___X_____                    No___________.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

Issuer's  revenues  for  its  most  recent  fiscal  year:  $20,024,374.

The aggregate market value of voting stock held by nonaffiliates of the registrant's common stock computed by reference to the price at which stock was sold or the average bid and asked price of such stock, as of March 31, 1998 was $0.

The number of shares outstanding of the registrant's common stock, as of March 31, 1998 was 2,033,746.

                                     PART I

     This Form 10-KSB contains forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in those forward-looking statements as a result of certain factors, including but not limited to those set forth elsewhere in this Form 10-KSB.

ITEM  1.          DESCRIPTION  OF  BUSINESS

Background

     The Dynacraft Companies include Dynacraft Golf Products, Inc., Pal Joey Custom Golf Inc. (which includes Pal Joey Pro Shop as a division), Dynacraft Real Estate Holding Inc. and Diamond Golf International Limited. Dynacraft Golf Products, Inc. owns 100% of all the companies, except Diamond Golf, in which it is a 51% owner.

     The Dynacraft Companies help golfers customize their clubs and equipment to their own personal specifications. Our customers can design clubs with unique combinations of loft, lie, weight, face angle, grip type and size, shaft length and flex and cosmetics. We contract production of our own clubheads and work with major shaft and grip companies to be within the golf industry's standards of tolerances. Customer service includes a lifetime warranty on clubheads and a return/replacement policy on any product.

     Dynacraft Golf Products, Inc. ("Dynacraft") is the parent company and successor to a business founded in 1980. It is one of the large U.S. supplier of components for individuals who make clubs for themselves and other golfers. Dynacraft does not sell finished clubs. We also educate our customers through the Dynacraft Clubmaking Institute, the golf industry's premier clubmaking and fitting class facility, and maintains a full-time technical staff. We believe that our Internet site is the largest of any golf component company and includes a technical chat room and tutorial for online questions and answers. We publish an annual catalog of over 150 pages and a quarterly customer magazine, Clubmakers' Quarterly..

     Pal Joey Custom Golf Inc. ("Pal Joey") was created in 1981 to build clubs to specific customer requirements for resale. Our market includes golf professionals, green grass golf shops and specialty off-course golf stores. We believe that quality, fast turnaround time and the Company's lifetime warranty provide Pal Joey with a competitive advantage. We have also contracted sourcing and assembly functions for golf stores.

     Pal Joey Pro Shop, a division of Pal Joey, opened in 1982 as a store for golfers to visit for custom clubs and other equipment and golf accessories. It provides the Company with a model for possible expansion into additional retail store operations.

     Diamond Golf International Limited ("Dynacraft Europe") serves Europe with both component Dynacraft clubs and finished Pal Joey Customer Clubs. Begun as an acquisition in 1991, it is one of the component suppliers in Europe. Dynacraft Europe operates on the same Dynacraft principles of customer education and technical service, provided by mail order and on-site custom fitting.

Public  Offering

     On November 25, 1997, the Company's Registration Statement on Form SB-2 covering the offering of up to 700,000 Common Shares was declared effective by the Securities and Exchange Commission and the Company commenced a public offering of its Common Shares. The offering is being sold directly by the Company on a best efforts basis at a price of $5.00 per share for a minimum of 300,000 ($1,500,000) and a maximum of 700,000 shares ($3,500,000). All funds are being held in escrow until the earliest to occur of (1) acceptance of subscription for the minimum, (2) May 31, 1998, or (3) the date upon which the Company terminates the Offering prior to the subsription of the minimum. In the event that the minimum is not reached by May 31, 1998 (or the Company terminates the Offering before then), the escrowed funds will be returned to the subscribers with interest and without any deduction for expenses

General

     DYNACRAFT  GOLF  PRODUCTS,  INC.

     Dynacraft Golf Products, is one of the largest supplier of component golf club equipment and supplies for clubmaking. The business was started by Joseph Altomonte, Sr. in his garage. Dynacraft has grown into a component company with a presence in Europe and distributorships in Japan, Canada and Australia. The company offers its worldwide customers a wide selection of club heads, shafts, grips, tools, and accessories.

     Dynacraft strives for quality and playability in its wide variety of head designs. All clubheads adhere to the industry's standards for tolerances of such specifications as loft, lie, weight, face angle and cosmetics. Heads can even be modified for unique fitting situations prior to shipment to the customer. Nearly all products are developed, tested and reviewed, not only by a team of our technical experts, but by average, better than average and below average golfers prior to market introduction. We work closely not only with foundries that produce our clubheads (visits are made as needed to overseas foundry suppliers), but with major shaft companies such as True Temper, Rapport, Fenwick, and Aldila to develop shafts that best match current head designs. Dynacraft-branded grips are produced to specifications to allow customers to completely customize their Dynacraft purchases. We maintain a lifetime warranty on all of our golf club heads and offer what we believe to be the industry's most comprehensive return/replacement policy on any product we sell.

     Dynacraft offers a full range of clubmaking and fitting classes in our Dynacraft Clubmaking Institute (DCI). The DCI educates both novice and experienced clubmakers as well as industry experts. Coupled with a full-time technical staff, the DCI and Dynacraft provide education and information to the clubmaker. Our internet includes, not only information about our products and services, but also a technical forum and tutorial where customers may receive answers to their questions via the Internet.

     Dynacraft offers a complementary magazine to its active customers. Clubmakers' Quarterly is published at least four times a year and includes up-to-date technical information provided by the technical staff as well as new products and sale items. We publish our full line catalog once each year, with over 150 pages showcasing all the products we have developed and carry, in a design and presentation that have won numerous awards. We have a complete accessory line of products with the Dynacraft logo, including golf bags in a variety of sizes and styles, hats, umbrellas, towels, and apparel.

     Dynacraft offers its customers a toll free telephone order line, customer service line and technical information line. The order line is staffed fifteen hours a day, while the other lines are staffed for nine hours per day. The
Shipping Department runs two shifts when needed to offer timely and accurate fulfillment. Orders are shipped the same day they are received in most cases; most orders are shipped within 24 hours. The Customer Service Department deals with special order items, unique customer requests and any consumer problems that may arise. All Customer Service and Sales Representatives receive technical training at the DCI in an effort to make them the most knowledgeable staff in the business.

     PAL  JOEY  CUSTOM  GOLF

     Founded in 1981, Pal Joey Custom Golf Inc. offers its customers custom made and fitted golf equipment at reasonable prices. Pal Joey Custom Golf is a wholesale operation selling finished goods under the Pal Joey brand name. The models are unique to Pal Joey and are custom made to order. The custom made club market, while in its infancy in the early 1980's, has grown rapidly in the mid-1990's, and we believe that Pal Joey is positioned for a rapid growth in this area. Clubs manufactured at Pal Joey are built to specific customer requirements. The clubs are typically sold to golf professionals, to green grass golf shops, or to upscale off-course golf stores. Our turnaround time is as short as five days. We offer a lifetime warranty on all Pal Joey clubheads and have among the most comprehensive repair/replacement policy in the club manufacturing industry.

Since fall 1995, Pal Joey has provided sourcing and assembly work, through a sales representative, to a significant percentage of the franchises of Pro Golf of America, one of the largest off-course golf store chains in North America and Pro Golf of America has recommended Pal Joey products to its franchisees. Such sales represented approximately 16.0% of the Company's total sales in 1996 and approximately 22.7% of the Company's total sales in 1997. We also have several other smaller assembly and/or sourcing customers. No other customer of the Company accounts for more than .8% of the Company's sales in any of the past three years, except one and they accounted for approximately 4% of the Company's total 1996 sales. Pal Joey's 1996 sales increased 85% over 1995 and it's 1997 sales increased 30% over 1996.

     PAL  JOEY  PRO  SHOP

     The Pal Joey Pro shop was opened as a division of Pal Joey Custom Golf in 1982, allowing local customers to purchase custom made golf equipment and accessories. It is located on the Dynacraft property and includes a showroom and two custom fitting areas. We offer custom fitting, which may include Pal Joey labeled shafts, grips and heads, and prompt delivery in the Central Ohio area, with some custom-made items deliverable within 24 hours. The Pal Joey Pro Shop also carries an inventory of brand name clubs such as Cobra, Cleveland, Callaway, and other golf equipment, attire and accessories. This retail location has generated sales of nearly one million dollars in each of the past three years.

     DIAMOND  GOLF  INTERNATIONAL  LIMITED

     An  acquisition  of Diamond Golf was begun in 1991 and completed by 1993 to broaden Dynacraft's presence in Europe. Its trade name changed to Dynacraft Europe in 1998. One of the two largest component suppliers in Europe, the company serves the whole of Europe with the same component Dynacraft clubs and completed Pal Joey Custom clubs, as well as many of the same shafts, grips, tools and accessories available from the parent. Dynacraft Europe offers both mail order and custom fitting on-site.

     Dynacraft Europe also stresses the education of the clubmaker and golf professional and is staffed to accommodate technical questions, customer service situations, warehouse and order entry. Chris Treacy, President of Dynacraft Europe travels throughout Europe providing quality education to interested customers.

     DYNACRAFT  REAL  ESTATE  HOLDING  INC.

     The Dynacraft Real Estate Holding Inc. "DREHI" includes all of the properties owned by the Company. These include five commercial buildings, one of which houses Pal Joey Custom Golf and the Pal Joey Pro Shop The other four buildings are used by Dynacraft, one for Customer Service and order entry; a building for office staff, marketing and design; a shipping and receiving warehouse; and the Dynacraft Clubmaking Institute. All of the buildings are in fine working order.

     DREHI also includes five rental properties, all of which are consistently occupied. The rental properties generate monthly revenue for the company. All are well-maintained and are considered to be in fine condition.

THE  CUSTOMER

     The Company's customers are those who actively enjoy the game of golf along with the opportunity to construct their own equipment for that game. Many of these individuals become skilled enough in the assembly process to begin making clubs for sale to others and they often become full time clubmakers. Golf Shop Operations, the leading industry publication, estimated that 500,000 persons purchased a golf club component part (head, shaft and/or grip) in 1996. Of that number, approximately 3,500 are full time clubmakers, with some type of store front or retail space, who earn their living through the trade. Approximately 300,000 are hobbyists who may work exclusively on their own clubs and the
remaining  approximately  200,000  are  part-time  clubmakers.    These  people
typically work a "nine to five" job, but supplement their income by building golf clubs. They may work from their basements or garages and normally do not have a retail location.

     Currently the Company maintains a complete customer file of approximately 65,000 customers. This number includes any customer who has placed an order with the Company within the past five years. We mail approximately 100,000 catalogs a year to our customers and to people who come to us from magazine and Internet catalog requests or from word of mouth referrals. Dynacraft's "active customer" list includes approximately 20,000 names of customers who have purchased products during the past calendar year. That list has been steadily growing at over 5% per year.

     Pal Joey is a wholesaler, selling to those in the golf business. Its Sales Representatives regularly call on golf course pro shops throughout the United States and it maintains several "house accounts" that are serviced by telephone. The Company maintains approximately 2,500 "active" pro shop accounts. Pal Joey has recently had rapid growth in accounts from off-course stores and buying
groups,  including  Pro  Golf  Discount,  Sam's  Golf,    and  Jumbo  Sports.

     Since fall 1995, Pal Joey has provided sourcing and assembly work, through a sales representative, to a significant percentage of the franchisees of Pro Golf of America, one of the largest off-course golf store chains in North
America and Pro Golf of America has recommended Pal Joey products to its franchisees. Such sales represented approximately 16.0% of the Company's total sales in 1996 and approximately 22.7% of the Company's total sales in 1997. While Pal Joey could still provide such sales to individual franchisees, if Pro Golf of America ceased to recommend Pal Joey's products or ceased to provide marketing support, it could have an adverse effect on the Company. No other customer of the Company accounted for more than .08% of the Company's sales in any of the past three years, except one and they accounted for approximately 4% of the Company's total 1996 sales.

CUSTOMER  LOYALTY

     Most clubmakers and retailers prefer to do business with a "one stop shop" where they may buy all of the products and services required to assemble and market a golf club. We try to use the top foundries to produce their club heads and to distribute only nationally recognized, high quality heads, shafts and grips. We believe our toll free telephone technical service and the Internet technical support are among the best in the industry. Dynacraft Clubmaking Institute attendees form a growing core of customers. In a high percentage of cases, former students have increased their purchases after attending the schools. All of these serve to promote customer loyalty and additional purchases.

MARKETING  AND  STRATEGIC  DIRECTION
     The  Company  will  strive  for  continued  growth,  service  and  customer
satisfaction.    Our  marketing  and  strategic  directions  include:

     For Dynacraft Golf Products: (1) gather information from current customers and non-customers on market share, market growth, issues, demographics, psychographics and perceptions of Dynacraft; (2) study trends in club design and club technology, so that we can be a leader in new technology and club design, positioning Dynacraft as a leading edge innovator; (3) extend our customer training, making a nationwide program; and (4) increase our international market share.

Beginning in March 1998, Dynacraft and Ohio State University will act as partners in the design and development of a golf club with state of the art performance characteristics. The project goal is the development and testing of a new metal wood model that will feature verfiable playing advantages as compared to current woods on the market today. Design, materials and cosmetics will be determined through computer modeling, CAD design, and metallurgical analysis. A finished product from this joint effort could be ready for distribution in late 1998.

Dynacraft also formed an Advisory Staff of clubmakers for 1998. It is comprised of eight accomplished clubmakers from various parts of the country. At their first meeting in February, they discussed topics such as head design, advertising, technical support and marketing in an effort to provide feedback for improved customer service and products.

     For Pal Joey: (1) introduce new sets and specialty clubs and add customer services requested by the market; (2) gain market share in the PGA golf professional ("green grass") segment; (3) acquire more targeted private label accounts; (4) hire and train an in-house sales force to serve key accounts in the private label, retail and "concrete" golf shop markets and (5) consider increasing the number of Pro Shop retail outlets in Central Ohio.

COMPETITION
     Dynacraft competes for customers who want more customization of their clubs than found in sets sold through most golf and sports stores. During the past ten years, this segment of the golf market has been dominated by a few major players, such as Callaway Golf Company, Cobra, Karsten Manufacturing Corporation
(Ping), Taylor-Made Golf Company and Titleist. Many of these companies began as small, one-club companies. For example, Callaway began as a single wedge company less than 15 years ago. Odyssey, which sells a putter as its only product, has grown rapidly over just the past two years. Karsten, which began in the early 1960's with a single putter that made a "ping" noise when stuck, has grown to worldwide acceptance. Products selling well recently include oversized titanium drivers, oversize irons, specialty wedges and uniquely designed putters.

     Dynacraft sells a high percentage of its products to custom club makers. Pal Joey wholesales custom made clubs to the retailers' specifications. Both companies have products unique to their markets. For example, Dynacraft offers a full line of titanium woods and offers many variations on wedges, each suited to specific player needs. The use of exotic materials, such a beryllium copper, carbon steel and tungsten, position Dynacraft in specialty niches of the custom component market. Pal Joey offers forged titanium drivers for less than $150, compared to some competitors' prices of $650. Pal Joey is also actively pursuing the "one of a kind" club market, by experimenting with face insert wedges and tungsten-titanium irons, each of which will be custom made for the retailer.

     For Dynacraft Products: Competition for Dynacraft is principally from other component suppliers, which have grown in number from 10 in 1982 to over 120 in 1996. Dynacraft's main competition comes from three sources: Golfsmith, located in Austin, Texas which is the largest golf club component company; Golfworks, in Newark, Ohio, and the combination of a number of smaller "knock-off" component companies.

     For  Pal  Joey  products.    Pal  Joey's  prime  competition  comes  from
approximately  225  small  golf  club  companies  located  throughout the United
States.    Both  Pal  Joey  and  many  of  these  companies have staffs of sales representatives visiting golf shops on a regular basis and competition for business is intense. Some of the more competitive brands to Pal Joey are MacGregor Golf, Albany, Georgia; Dunlop in Greenville, South Carolina; Wilson from Morton Grove, Illinois; and Spalding in Chicopee, Massachusetts. All of these companies have recently offered lower pricing in order to stay competitive. During the past couple of years, as custom fitting has experienced a great growth, many large companies, such as Slazenger, Hogan, Henry-Griffitts, Zevo, to name a few, have capitalized on the custom fitting segment of the golf market. Pal Joey is able to effectively compete with these entities by offering the ability to custom make clubs designed to meet particular customer needs.

     The Pal Joey Pro Shop's main competition comes from discount golf stores in the greater Columbus, Ohio, area. There are a number of on-course pro shops within a 50 mile radius of the Pal Joey Pro Shop, but most do not stock a wide selection of equipment, nor do many offer any type of custom fitting. The Pal Joey Pro Shop maintains its position with little direct competition through prompt service, custom fitting, delivery and fair pricing.

EMPLOYEES

     As of March 31, 1998, The Company employs 83 people. Dynacraft includes 42 full time and 8 part time seasonal workers. Pal Joey Custom Golf includes 27 full time and no part time/seasonal employees. The Pal Joey Pro Shop has 4 full time and 2 part time employee. The Company employs temporary staff as the need arises and the Company believes that its relations with its employees are
excellent.    The  Company's  work  force  is  not  unionized.

TRADEMARKS

     The Company currently owns 12 trademarks. These are set to expire at various times between 2000 and 2009. The Company currently intends to renew each such trademark prior to its expiration. Dynacraft aggressively and actively preserves its rights to all trademarked and patented material. Among the trademarked names held by the company and used on golf equipment, including club heads are: Dynacraft, Pal Joey, the Pal Joey Kangaroo logo, Copperhead, Genesis, Accusteel, Greyshadow, On Line, Outback, TD-1000 and Topaz. The company also has trademarked its shaft fitting system, the Dynacraft Shaft Fitting Index (DSFI). The Company is also under license agreement to use the following names: Big Johnson, ESS, and Mad Dog. All of the Company's trademarks are registered as property of either Dynacraft Golf Products, Inc., or Pal Joey Custom Golf Inc. Dynacraft owns U.S. Patent #5,333,871 related to the non-fibrous injection molding process for golf iron heads.

ENVIRONMENTAL

     Dynacraft learned that an Ohio Department of Transportation (ODOT) garage located geographically upstream from its property dumped paint, solvents, and other materials and has contaminated the water table under Dynacraft's land. Although there are no recognizable concerns or issues with current Dynacraft operations as a result of this act, Dynacraft's future ability to utilize its real estate to secure loans could be impaired until the contamination is removed. Because of this, Dynacraft is participating in Ohio's Voluntary Action Program ("VAP") and is investigating the extent of the contamination of its groundwater and reporting to the Ohio EPA. It currently appears that the migration of contamination from the ODOT property is limited in scope. Once its site assessment is complete, Dynacraft intends to request that the Ohio EPA commit that it will take "no further action" against Dynacraft, its successors and assigns, because of the residual contamination on Dynacraft's property and will consider it "clean". The Company has filed a legal action against ODOT to recover the assessment and remediation costs of its participation in VAP. At present, however, the total costs of this project cannot be estimated with any degree of certainty and there is no assurance that the Company will be able to recover such costs from ODOT. If the Company is unable to recover such costs or if the migration of contaminants is greater than presently believed and the Company were to be held liable by a third party in connection with such migration, it could have a material adverse effect on the company.

ITEM  2.    Description  of  Property.

PROPERTIES/FACILITIES

     The Company owns five commercial/industrial facilities and five single family residences on 3.36 acres in Newark, Ohio. The commercial/industrial properties include 60,745 sq. ft., broken down as follows:

  Office                   25,076 sq. ft.
  Retail                    4,440 sq. ft.
  Manufacturing/Warehouse  15,550 sq. ft.
  Warehouse                15,679 sq. ft.
                           --------------
  TOTAL                    60,745 sq. ft.
                           ==============


     All of the buildings are in close proximity. There are separate buildings for sales and customer service; marketing and administration; training, research and development; warehouse and product showroom; manufacturing, warehouse and pro shop.

     All public utilities, including water, sewer, gas, electricity and public telephone are available to the property through local utility companies. The five single family residences are rented primarily by employees and generate monthly rental income to the Company.

     In summary, the property located within the Center of the City of Newark in an area that is primarily residential in nature. It benefits from its location being in close proximity to two interstate highways, commercial development, shopping facilities and employment centers. All of the real estate is pledged as collateral on two bank loans. See Note D to the Company's Consolidated Financial Statements.

ITEM  3.    Legal  Proceedings

     The Company is not currently involved in any material litigation or legal proceedings other than with ODOT as described above under "Environmental" and is not aware of any material litigation or proceeding pending or threatened against it.

ITEM  4.    Submission  of  Matters  to  a  Vote  of  Security-Holders

     None.
                                     PART II

ITEM  5.    Market  For  Common  Equity  And  Related  Stock  Holder  Matters

     The Company's Common Shares have been approved for listing on the Chicago Stock Exchange upon the closing of the Company's initial public offering. The public offering price per share of Common Shares is $5.00. However, the Company has not yet closed on its direct public offering and therefore the Company's Common Shares are not currently traded and have no public market price. As of March 31, 1998, there were 5 record holders of the Company's Common Shares.

     The Company's loan agreement with its bank restricts the Company's ability to pay dividends. Therefore, future dividends, if any, will depend on the bank lifting that restriction, the Company's profitability, financial condition, capital requirements and other considerations determined by the Board of Directors.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

GENERAL  BACKGROUND

The business (which later became known as Dynacraft Golf Products, Inc.) was started in 1980 by Joseph A. Altomonte, Sr. He began the business after a long career in the golf industry with Faultless Golf Ball Company and its successive owners, including Rawlings Sporting Goods Division, ATO. The business began in Mr. Altomonte's garage with the purchase of component golf parts and assembly of finished clubs.

The component parts distribution and sales to custom golf clubmakers became a corporation named Dynacraft Golf Products, Inc. The assembly of finished clubs eventually evolved into a separate company, Pal Joey Custom Golf, Inc. The corporate separation of Dynacraft and Pal Joey was a function of serving separate markets. Dynacraft sells to custom clubmakers who sell a finished club to the golfer. Pal Joey is a clubmaker selling finished clubs to pro shops and distributors for resale. The same products are not sold by both companies. Later, Pal Joey Pro Shop, a division of Pal Joey, was formed to serve as a retail store for finished clubs and other golf accessories. In October 1990, Pal Joey, became a wholly-owned subsidiary of Dynacraft.

Dynacraft received a 50% equity investment from its principal Taiwanese clubhead component supplier, Dynamic Precision Casting Mfg. Co, LTD.

     In mid 1990, Mr. Altomonte sought greater employee ownership of Dynacraft. To achieve this he personally made an offer to buy out the four Taiwanese investors for $1 million dollars. Except for the owner of Dynamic, Chinneng Lin, who kept an interest which was converted to 100 shares of $1,000 par value, noncumulative preferred stock, the investors accepted the cash offer. In January 1991 the Dynacraft ESOP came into existence.

In 1992, Dynacraft completed the purchase of a 51% interest in Diamond Golf  for
$221,209.   Diamond Golf is an England based component parts distributor serving
Europe.

During 1994, in a series of transactions, Dynacraft issued 51,462 new Common Shares to the partners of J & J Enterprises, and acquired all the real estate previously leased to the Company by J & J Enterprises at a value, less outstanding debt, of $214,269 or $4.16 per share. J & J Enterprises was owned equally by Joseph Altomonte, Sr. and Jr

OVERVIEW

The Company intends to apply approximately $300,000 of the net proceeds of the offering to improve and expand its assembly facilities, approximately $120,000 for research and development ($30,000 if only the minimum is reached), approximately $620,000 for market research and advertising activities ($607,500 if only the minimum is reached), approximately $150,000 for upgrading the inventory system ($75,000 if only the minimum is reached), approximately $425,000 to be set aside to fund the repurchase of ESOP shares ($225,000 if only the minimum is reached) and approximately $430,000 to repay shareholders loans (none if only the minimum is reached). The remaining $1,192,500 (none if only the minimum is reached) will be used for working capital and general corporate purposes.


     Throughout most of Dynacraft's history the market for component parts has grown at double digit rates. This changed in 1993 and the market has declined since. Dynacraft's component sales have fallen from a high of $18.3 million and a net income of $550,000 to $12.4 million and net income of $39,500 between 1993 and 1997. Management projects 1998 sales will remain at the 1997 level or slightly less. However, Dynacraft's market share remains as one of the largest in the industry.

     During that same period of time Pal Joey's sales have increased from $4.3 million to $6.7 million and its projected 1998 sales of assembled clubs is $7.5
million.    These  increases  have  offset  the  drop  in  component  sales.

     The primary investment risk for the Dynacraft Companies is inventory management and cost controls. The Company's major investment is in inventories. Over or under buying certain items is one of the primary risks to profitability. Also, both the economy and weather can affect retail and component sales of golf equipment. In 1995, Dynacraft staffed for a down sales year and further staff and expense cuts were made in the fall of 1996 as sales remained flat. Management believes that these staffing and expense cuts have helped the Company return to profitability in 1997 as have the sales gains recorded by Pal Joey. Control of expenses in line with sales performance has become a management priority during this current period and is expected to continue to be in the future.

RESULTS  OF  OPERATIONS

Year  Ended  December  31,  1997  compared  to  Year  Ended  December  31,  1996

     Net  Sales

     Consolidated net sales increased by $564,745 or 2.9% from $19,459,629 for the year ending December 31, 1996 to $20,024,374 for the year ending December 31, 1997. Net sales of assembled custom clubs accounted for the majority of the increase, primarily because of servicing new accounts that started in mid 1996. This was offset by a $758,372 decline in sales of component golf club equipment and supplies and a decline in Pal Joey Pro Shop sales of $21,568.

     Gross  Profit

     Consolidated gross profit increased by $621,339 or 11.8% from $5,248,931 for the year ending December 31, 1996 to $5,870,270 for the year ending December 31, 1997. This improvement was the result of minor price increases and better control of the inventory and associated costs.

     Other  Operating  Revenue

     Consolidated other operating revenue decreased to $271,805 for the year ended December 31, 1997 compared to $399,367 for the year ended December 31, 1996.

     Advertising and golf school revenue were lower by some $148,313. The primary reasons for this was that the Digest that the Company's suppliers advertise in was reduced from a monthly publication to a quarterly publication and the 1997 school tuition was lowered in an effort to attract more students who hopefully later on would become customers.

     Selling  and  Administrative  Expenses

     Consolidated selling and administrative expenses decreased by $459,547 from $6,059,312 for the year ending December 31, 1996 to $5,599,765 for the year ended December 31, 1997. The staff and expense cuts initiated in the fall of 1996 were felt in 1997 as over all administrative expenses were down by approximately $749,000. This decrease was offset by an increase in commission and royalty expense of approximately $290,000 because of increased Pal Joey sales over the prior period.

     Other  Income  or  (Deductions)

     Consolidated other income or (deductions) increased $61,987 from $(216,489) for the year ending December 31, 1996 to $(278,476) for the year ended December 31, 1997. Consolidated interest expense was lower during this period as compared to the same period of last year by some $51,535 because a new business loan agreement was entered into. This decrease was offset by the cost of environmental remediations of $79,669 (see Part I - Environmental).

Year  Ended  December  31,  1996  compared  to  Year  Ended  December  31,  1995

     Net  Sales

     Consolidated net sales were $19,459,629 for 1996, an increase of 2.6% compared to consolidated net sales of $18,963,572 in 1995. Management's focus in 1996 was not necessarily to increase overall sales, but rather was to explore ways to start to reposition the Company for growth and profitability in 1997 and future years. The component sales decrease of approximately $2,000,000 in 1996 and approximately $750,000 in 1997 was offset by the increase in sales of assembled clubs by Pal Joey.

Gross  Profit

     Consolidated gross profit was $5,248,931 for 1996, a decrease of 4.8% compared to consolidated gross profit of $5,511,028 in 1995. This decrease was attributable to a decrease in component sales gross profit of $977,433 which is the result of the increasing Taiwan dollar exchange rate, price competition and shorter product life cycles resulting in more out-of-date inventory which had to be sold at smaller margins. That decrease was partially offset by increased gross profit of Pal Joey because of increased sales volume.

     Other  Operating  Revenue

     Consolidated other operating revenue decreased to $399,367 for 1996 compared to $487,653 in 1995. The primary reason for the decrease is that school attendance was lower in 1996 and advertising income was down due to a reduction in the number of publications produced in 1996.


     Selling  and  Administrative  Expenses

     Consolidated selling and administrative expenses for 1996 increased 5.5% to $6,059,312 compared to $5,747,157 in 1995. This increase resulted from an increase in the commission and royalty expense due to increased Pal Joey sales; bad debt write offs; professional fees; and utilities and telephone increases due to more volume and rate hikes. Those increases were partially offset by significant decreases in salaries and wages and advertising and marketing expenses.

     Other  Income  or  (Deduction)

     Consolidated other income or (deduction) was decreased to $(216,489) for 1996 compared to $(265,646) in 1995. Lower interest expense because of a new business loan agreement was offset by an increase in interest income and an increase in the equity in net earnings of Diamond Golf.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 1997 the Company had working capital of $2,155,168 as compared to working capital of $2,236,526 at December 31, 1996. This decrease is primarily due to an increase in accounts receivable which was offset by a larger reduction in trade accounts payable.

     For the year ended December 31, 1997, the Company had net cash provided by operating activities of $557,362, consisting primarily of net earnings, depreciation and amortization, and a decrease in accounts payable.

     Investing activities provided $65,966 of cash flow primarily from the proceeds of the repayment of Dynacraft Europe's note receivable.

     Through the repayment of debt and deferred offering costs related to the Company's direct public offering $679,363 of cash was consumed. Overall cash decreased $56,035.

     For the year ended December 31, 1996, the Company had net cash provided by operating activities of $483,258, despite a net loss of $498,545. This was the result primarily of an increase in trade accounts payable which the Company used as a source of financing.

     Investing activities consumed $63,127 of cash flow primarily from the purchase of fixed assets. Because of the loan refinancing, repayment of debt caused only $122,939 of cash to be consumed. Overall cash increased $297,192.

     The Company had accounts receivable, less allowance for doubtful accounts of $1,430,208 at December 31, 1997. Pal Joey's net accounts receivable were $1,055,531 of that total as they have provided extended payment terms to a large franchise account in order to encourage initial purchases of its clubs. Pal Joey does not anticipate that it will continue to extend such liberal payment terms. However, as it continues to expand its activities, it may do so again in order to increase its market exposure.

     In June 1996, the Company entered into a seven year loan with Huntington National Bank which provided for a $1,860,315 term loan at the U.S. Treasury constant maturities rate (8.100% as of December 31, 1997) secured by the Company's accounts receivable and inventories, a second mortgage on real estate and personal guarantees of Joseph A. Altomonte, Sr. and Joseph A. Altomonte, Jr. The Loan Agreement contains certain financial and operating covenants including compliance with certain financial ratios, and restrictions on, among other things, the Company's ability to pay cash dividends. The proceeds from this loan were used to payoff two revolving line of credit agreements that had been established at $2,450,000.

From 1993 to 1996, the Company's internally generated cash flow was not sufficient to finance operations. This has restricted the Company's ability to conduct its business as anticipated. As a result, the Company has been substantially dependent upon loans from its current shareholders in order to maintain its operations. Upon the closing of the Maximum Offering, these shareholders will have approximately $430,000 of that debt repayed.

     The Company believes that the minimum net proceeds of the offering together with internally generated cash flow and borrowing availability will be sufficient to meet its operating working capital and capital expenditures requirements through the next twelve months. In the event the Company's plans require more capital than is presently anticipated, the Company's remaining cash balances may be consumed and additional sources of liquidity, such as debt or equity financings, may be required to meet capital needs. There can be no assurances that additional capital beyond the amounts the Company currently requires will be available on reasonable terms, if at all.

SEASONALITY
     The Company's need for working capital is seasonal with the greatest requirements for working capital occuring from approximately October through the end of February each year. This period is when sales are the lowest and the inventories need to be built up to provide product for shipment for the spring/summer selling season. The Company's sales from March to September represent  approximately  70%  of  the  Company's  yearly  sales.

CURRENCY  FLUCTUATIONS
     Dynacraft Europe, a 51% owned company in England, maintains its books of account in British Pounds. The Company accounts for this investment under the equity method. For consolidation purposes, net profit or loss of Dynacraft Europe is converted to U.S. dollars at the average month end exchange rate for the year.

     All export sales by the Company are U.S. dollar denominated, and ordinarily there is no currency exchange rate problem for the Company. However, with respect to export sales to Dynacraft Europe, they may be at risk. Dynacraft Europe maintains its account with the Company in British pounds, but owes the Company in U.S. dollars. At the end of every accounting period, the debt is adjusted to pounds by multiplying the indebtedness by the closing dollar pound exchange rate to ensure that the account has sufficient pounds to meet its dollar obligation. This remeasurement is either income or expense in Dynacraft Europe's financial statement

YEAR 2000 COMPLIANCE
     The Company will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company to ensure year 2000 compliance has not been and is not anticipated to be material to its financial position or results of operations.

ITEM  7.    Financial  Statements

     The financial statements of the Company are included (with an index listing all such statements) in a separate financial section at the end of this Annual Report on Form 10-KSB.

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     NONE.

                                    PART III

ITEM  9.    Directors,  Executive  Officers,  Promoters  and  Control  Persons.

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The  executive  officers  and  directors  are  as  follows:

NAME                      AGE                     POSITION
------------------------  ---  -----------------------------------------------
Joseph A. Altomonte, Sr.   73  Chairman of the Board and Director
Joseph A. Altomonte, Jr.   41  Chief Executive Officer and Director
Jeff Jackson               40  President, Dynacraft, and Director
Jack Kehl                  57  President, Pal Joey, and Director
Duane R. Egeland           59  Chief Financial Officer and Director
Chris Treacy               53  President of Diamond Golf International Limited
                                and Director


     The size of the Board of Directors has been increased to 9 and will be divided into three classes each consisting of approximately one-third of the total number of directors. After the subscriptions for the minimum is achieved, the existing directors will fill the vacancies in the Board of Directors.

     The members of the Board of Directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers are appointed by, and serve at the pleasure of, the Board of Directors. The Company expects to add three additional Directors, who will have no affiliation with the Company, shortly after the subscriptions for the minimum is reached. The following is a description of the Company's current Directors and executive officers.

Joseph  A.  Altomonte,  Sr.

     Mr. Joseph Altomonte, Sr., is Chairman of the Board of the Company. He founded what is now known as Dynacraft in 1980 and has acted as Chairman of the Board since that time. Mr. Altomonte presides over all of the Dynacraft entities, including Dynacraft, Pal Joey, the Pal Joey Pro Shop and Diamond/Dynacraft.

     Mr. Altomonte has been in the golf business for over 35 years, beginning in a sales position with the Faultless Golf Company. He was responsible for signing such legendary PGA Tour stars as Lee Trevino, Jerry Heard and Lee Elder to their first endorsement contracts with Faultless. Australian PGA rookie Bob Shaw and LPGA star Cynthia Sullivan were also signed by Mr. Altomonte. He became Executive Vice President of Faultless in 1971 and continued with the company during their subsequent acquisitions by Abbott Laboratories and Rawlings Sporting Goods Company.

     In 1980, Mr. Altomonte started Dynamic Golf in the basement of his home. The name of the operation was changed to Dynacraft Golf Products in 1982. As a result of his efforts, Mr. Altomonte was awarded an Honorable Mention in 1985 by Governor George Voinovich as Ohio Small Businessman of the Year.

Joseph  Altomonte,  Jr.

     Joseph Altomonte, Jr., has been Chief Executive Officer of the since 1993. Prior to that position, Mr. Altomonte served as President of Pal Joey Golf from 1981-1992, a company he helped start in 1981.

     Mr. Altomonte was chosen in a nationwide search to be a Sales Representative for the prestigious Ernie Sabayrac Organization, better known as
Izod,  in  1977.    Later he was Vice President of a major golf retail franchise located  in  Miami,  Florida,  from  1977-78.

     Mr. Altomonte attended Ashland College, Ohio University and The Ohio State University majoring in Political Science and Art.

Jeff  Jackson

     Jeff Jackson has been the President since the fall of 1996. Prior to holding that position, he was Executive Vice President of Dynacraft from 1993 to 1996. He joined Dynacraft in 1991 as Product Manager. As President of Dynacraft, Mr. Jackson oversees the day-to-day operations of the all facets of the company, including product development, technical support, the Dynacraft Clubmaking Institute, as well as sales, customer service and purchasing.

     Mr. Jackson is a respected author and speaker in the golf industry. He has written two complete texts, "The Modern Guide to Clubmaking" and "Total Clubfitting." He has developed a video program of each. He is a regular contributor to many United States' golf publications, including Golf Tips, Junior Golf Magazine, Golf For Women, Tee Time Golf, The Professional Clubmakers' Society Journal, and to the international journals, Clubmaker's Digest and Golf The Scientific Way. He is a frequent speaker at PGA educational seminars, the Canadian Clubmaking Symposium and at the Dynacraft Clubmaking Institute. In 1997, Mr. Jackson was named Educational Presenter for the Australian PGA.

     Mr. Jackson graduated from Western Maryland College in 1979 with a Bachelor's Degree and received his Master's Degree from Frostburg State University in 1983.

Jack  Kehl

     Jack Kehl has been President of Pal since the fall of 1996. Prior to that position, he was Vice President of Sales for Pal Joey since rejoining the Company in 1995. As President of Pal Joey, Mr. Kehl is responsible for all day-to-day operations including sales, customer service, manufacturing, accounting, and other divisions. Since rejoining Pal Joey, Mr. Kehl has been instrumental in increasing sales from $2.8 million in 1995 to $5.3 million at the close of 1996.

     Mr. Kehl has been involved in sales and marketing for over 35 years. Of those years, 32 have been in the golf and/or sporting goods fields. From 1990 to 1995, he was Vice President and Co- Manager of PGI Golf in Loudonville, Ohio, a major golf ball supplier to the industry.

     During his tenure in the golf industry, Mr. Kehl has worked with such companies as Faultless, Rawlings and Abbott Labs. He has been involved with sales team development and sales force management, promotional program development and implementation, international market development, domestic and international purchasing, product marketing strategies, advertising support, and product costing and pricing.

     Mr. Kehl attended Ashland University in Ashland, Ohio, and has completed the American Management Association's School of Marketing Program.

Duane  R.  Egeland

     Duane R. Egeland , a CPA, is the Chief Financial Officer of the Company. He joined the Company in the fall of 1996. As CFO, Mr. Egeland coordinates all financial functions for the Dynacraft Companies, including Diamond/Dynacraft in England.

     Prior to joining the Company, Mr. Egeland was associated with the Knoll Group Management Company, concentrating on commercial real estate development and apartment management. Prior to his tenure with the Knoll Group in 1991, Mr. Egeland was a self-employed financial and business advisor to companies involved in real estate development and management in Atlanta, Georgia. During this time, he advised international investors concerning American investment opportunities. He also became registered with the National Association of Securities Dealers and the Commission as a Financial and Operational Principal. Prior to selling it in 1986, Mr. Egeland owned a general securities firm, Harwin Securities, Inc., which did private placements. Mr. Egeland acted as a general partner of Belmont Towers Limited Partnership which owned 240 condominium units in Texas and developed townhouse units in Pensacola, Florida, and a shopping center in Nashville, Tennessee.

     Mr. Egeland was an associate of the Chicago office of the international public accounting firm of Laventahl and Horwath, becoming a partner in 1967. In 1969 he became the managing partner of the firm's Cleveland office and in 1979 assumed similar responsibilities for the Houston office. In 1981, he sold his interest back to the firm.

Chris  Treacy

     Chris Treacy is President of Diamond Golf International, Limited, a position he has held since Dynacraft acquired a 51% ownership in that business in 1991. As such he is responsible for all facets of the European operation, including, but not limited to, sales and customer service, advertising, purchasing, inventory management, and education.

     Prior to 1991, Mr. Treacy was owner operator of Diamond Golfworks along with his wife and son, a position he held since 1978. Immediately prior to that, Mr. Treacy was a golf course manager whose duties included operating a golf course pro shop and a green fee operation. Mr. Treacy has operated a repair stand at numerous British Open Championships and is well known to golf professionals in Europe as well as in the United States. He has done repair and custom club work for such pros as Tom Watson, Brian Barnes, and Tony Jacklin, to name a few. He introduced a teaching facility to all of Europe, specializing in teaching pros and clubmakers the craft of making and repairing all types of golf clubs. Mr. Treacy currently travels throughout Europe offering expanded versions of these instructional curricula for those interested in clubmaking.

     Mr. Treacy has authored numerous articles in European publications concerning the assembly, fitting and repair of golf clubs. He is a regular contributor to the international journal, Clubmaker's Digest and has assisted in
                                          ------------------
authoring at least two international texts, "The Modern Guide to Clubmaking" and "Total Clubfitting."

AUDIT  COMMITTEE
     The Board of Directors intends to appoint an audit committee of three non-management directors. The Audit Committee's responsibilities include reviewing the results and scope of the audit and other services provided by the Company's independent accountants and all transactions between the Company and any of its officers, directors or principal stockholders.

DIRECTOR  COMPENSATION
     The Company intends to compensate non-employee directors $500 per Board or committee meeting attended plus any out of pocket expenses.

ITEM  10.    Executive  Compensation

     The following table sets forth, for the year ended December 31, 1997 compensation, including salary, bonuses and certain other compensation, paid by the Company to its Chief Executive Officer and each other executive officers whose annual compensation exceeded $100,000.

                                   ANNUAL  COMPENSATION  ALL  OTHER
NAME AND PRINCIPAL POSITION           SALARY    BONUS   COMPENSATION
-----------------------------------  --------  -------  ------------
Joseph A. Altomonte, Sr.
 Chairman of the Board of Directors
  December 31, 1997                  $115,000  $41,750            --

Joseph A. Altomonte, Jr.
  Chief Executive Officer
  December 31, 1997                  $115,000  $69,600            --

ITEM  11.    Security  Ownership  of  Certain  Beneficial Owners and Management.

     The following table shows the beneficial ownership of the Company's common stock as of March 31, 1998 and as adjusted to reflect the sale of the shares being offered, for (i) each director and executive officer of the Company, (ii) each shareowner known by the Company to own beneficially 5% or more of the outstanding shares of its common stock and (iii) all directors and officers as a group for each class of capital stock of the Company. The Company believes that the beneficial owners of the common stock listed below, based on information they furnished, have sole investment and voting power over their shares.

COMMON  STOCK:

DIRECTORS,                           SHARES          PERCENTAGE OF COMMON SHARES OUTSTANDING:
EXECUTIVE OFFICERS                                   ---------------------------------------
AND 5% SHAREHOLDERS                 BENEFICIALLY  BEFORE OFFERING   MINIMUM SOLD   MAXIMUM SOLD
                                    OWNED
-------------------------------  ------------  ----------------  -------------  -------------
Joseph A. Altomonte, Sr. (1)(2)       968,110            47.60%         41.48%         35.41%
Joseph A. Altomonte, Jr. (3)(4)       684,723            33.67%         29.34%         25.05%
Dynacraft Employee Stock              380,913            18.73%         16.32%         13.93%
  Ownership Plan

All directors and executive         1,652,833            81.27%         70.82%         60.46%
  officers as a group
  (6 persons) (5)


(1)       Includes 87,100 Common Shares held in the Joseph A. Altomonte, Sr. 1994 Irrevocable
Trust,  Ruth  E.  Altomonte,  Trustee.

(2)        Does not include, as of December 31, 1996, 15,650.6181 Common Shares issuable from the  ESOP  at  the  close  of  the  plan  year  in  which  the  ESOP  Loan is repaid in full.

(3)          Includes  7,800  Common  Shares  owned  by  his  wife  Gretchen  Altomonte.

(4)        Does not include, as of December 31, 1996, 14,068.8964 Common Shares issuable from the  ESOP  at  the  close  of  the  Plan  year  in  which  the  ESOP  Loan is repaid in full.

(5)      Does not include, as of December 31 1996 35,538.8641 Common Shares issuable from the
ESOP  at  the  close  of  the  Plan  year  in  which  the  ESOP  Loan  is  repaid  in  full.


ITEM  12.    Certain  Relationships  and  Related  Transactions.

In June 1996, two shareholders, Joseph A. Altomonte, Sr. and Joseph A. Altomonte, Jr. each personally borrowed $250,000 from Huntington Bank. These borrowed funds were in turn loaned to the Company, to help pay off the existing line of credit, at the same terms as those of the banks, namely, monthly installments of $4,102 each which includes interest at an interest rate of 9.625% and a final payment due June 1, 2001.

In November 1996 to help fund negative cash flow, Joseph A. Altomonte, Sr. also lent the Company $326,554, taking back three promissory notes. Interest on $200,000 is at prime plus 1%; at 7% on $90,770 and 7.2% on $35,784. All three notes  are  due  on  demand.

Again in January 1997 to help fund negative cash flow, Joseph A. Altomonte, Sr. lent the Company $52,500 at 8.25% interest. The principle of this note is due on demand and was repaid in September 1997 by reducing shareholders receivables in a like amount.

     In May 1997, the Company arranged for an Irrevocable Standby Letter of Credit from Huntington National Bank for 58,000 British pounds or approximately 94,000 US dollars to be used to facilitate the acquisition of a loan for Diamond Golf International Limited from Lloyds Bank. The proceeds of the loan are to be used to repay Dynacraft's advance to them of $92,980 plus unpaid interest of $688 and then Dynacraft will reduce the principal balance on its existing term note with Huntington National Bank by a like amount. The balance of the Irrevocable Standby Letter of Credit is to be reduced each three months by 1/12 of the original amount and expires in May 2000. The Letter of Credit is guaranteed by Joseph A. Altomonte, Sr. and Joseph A. Altomonte, Jr., who received no consideration for their guarantee.

     The Company believes that each of the foregoing transactions are on terms no less favorable to the Company than could be obtained from unrelated third Parties.

     All future transactions between the Company and its officers, directors and principal shareowners and their affiliates will be approved by a majority of the disinterested Directors, who do not have an interest in the transaction and who had access, at the Company's expense, to the Company's or independent legal Counsel, and will be on terms no less favorable to the Company than could be obtained from unrelated third parties.

                                     PART IV

ITEM  13.    Exhibits  and  Reports  on  Form  8-K

(a)          Exhibits



EXHIBIT
NUMBER                                        DESCRIPTION
-------  -------------------------------------------------------------------------------------
*3.1     Form of Second Amended and Restated articles of Incorporation
*3.2     Form of Code of Regulations
*4.1     Form of common stock certificate
*9       Lock in Agreement for Shares of the Common Shares of Dynacraft Golf Products, Inc.
*10.1    Bank One-Letter of Agreement-June 4, 1996
*10.2    Huntington National Bank-June 20, 1996
         a) Loan Agreement
         b) Commercial Loan Note
         c) Guarantor:     Joseph A. Altomonte, Sr. and
         Joseph A. Altomonte, Jr.
         d) Security Agreement: Dynacraft Golf Products, Inc. and
         Pal Joey Custom Golf, Inc.
         e) Commercial Loan Note and Subordination Agreement:
         Joseph A. Altomonte, Sr. and
         Joseph A. Altomonte, Jr.
*10.3    Letter of Credit Agreement and Irrevocable Stanby Letter of Credit
*10.4    Modification to June 20, 1996 Loan Agreement
*10.5    Four Shareholder Promissory Notes
*10.6    401(k) Profit Sharing Plan and Trust
*10.7    Employees Stock Ownership Plan and Amendments
*18.     Letter on change in accounting principles
**21.     Subsidiaries of Registrant
**23.1   Consent of Wilson, Shannon & Snow, Inc.
**27     Financial Data Schedule
**99.3   Approval letter from the Chicago Stock Exchange, dated September 29, 1997.
-------


-          Previously  filed  with the Securities and Exchange Commission as an Exhibit to the
Company's  Registration  Statement  on  Form  SB-2,  Amendment  No. 2 (File No. 333-31501) and
incorporated  herein  by  reference.

**  Filed  herewith.

(b)          Reports  on  Form  8-K

No  reports  are  filed  on  Form  8-K  during  the  quarter  ended  December  31,  1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Newark, Ohio, on March 30, 1998.

                                   By:  /s/  Joseph  A.  Altomonte,  Jr.
                                             ---------------------------
                                             Joseph  A.  Altomonte,  Jr.
                                             Chief  Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capabilities and on the dates stated.


SIGNATURE                     TITLE                               DATE
----------------------------  ----------------------------------  --------------


/s/_Joseph A. Altomonte, Sr.  Chairman of the Board, Director     March 30, 1998
----------------------------
JOSEPH A. ALTOMONTE, SR.



/s/_Joseph A. Altomonte, Jr.  Chief Executive Officer, Director   March 30, 1998
----------------------------
JOSEPH A. ALTOMONTE, JR       Principal Executive Officer



/s/ Jeff Jackson              President of Dynacraft,  Director   March 30, 1998
----------------------------
JEFF JACKSON



/s/ Jack Keh                  President of Pal Joey, Director     March 30, 1998
----------------------------
JACK KEHL



/s/ Duane R. Egeland          Chief Financial Officer, Director   March 30, 1998
----------------------------
DUANE R. EGELAND              Principal Financial and Accounting
Officer



/s/ Chris Treacy              President of Diamond Golf,          March 30, 1998
----------------------------
CHRIS TREACY                  Director

                          INDEX TO FINANCIAL STATEMENTS



                PAGE
----------------------------------------------
Independent Auditor's Report                    F-1

Consolidated Balance Sheet                      F-2

Consolidated Statements of Operations           F-4

Consolidated Statement of Stockholders' Equity  F-5

Consolidated Statements of Cash Flows           F-6

Notes to Consolidated Financial Statements      F-7

                          INDEPENDENT AUDITORS' REPORT



Board  of  Directors
Dynacraft  Golf  Products,  Inc.  and  Subsidiary


We have audited the accompanying consolidated balance sheets of Dynacraft Golf Products, Inc. (an Ohio corporation) and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynacraft Golf Products, Inc. and Subsidiary as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As described in Note L to the financial statements, in 1996 the Company changed its method for valuing inventory from lower of average cost or market to lower of absorption costing or market.



/s/  Wilson,  Shannon  &  Snow,  Inc.
Wilson,  Shannon  &  Snow,  Inc.


Newark,  Ohio
February  19,  1998


                  Dynacraft Golf Products, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET

                                                December 31
                                                ------------
ASSETS                                        1997         1996
                                          ------------  ----------
CURRENT ASSETS
  Cash                                    $    241,157  $  297,192
  Accounts and notes receivable
    Trade - net of allowance for
      doubtful accounts of $55,110 in
      1997 and $75,868 in 1996               1,430,208   1,363,445
    Stockholders and employees                   4,919      52,889
    Diamond Golf                                     0      96,125
    Other                                      154,325      68,806
  Inventories
    Raw materials                            1,604,941   1,262,855
    Finished goods                           2,026,052   2,362,138
  Prepaid expenses                             321,074     331,483
                                          ------------  ----------

                    Total current assets     5,782,676   5,834,933


PROPERTY AND EQUIPMENT - AT COST
  Buildings and improvements                 1,961,576   1,961,576
  Equipment, furniture and fixtures          1,222,525   1,290,786
  Vehicles                                      13,084      25,318
                                          ------------  ----------
                                             3,197,185   3,277,680
    Less accumulated depreciation            1,865,087   1,821,584
                                          ------------  ----------
                                             1,332,098   1,456,096
  Land                                          73,220      73,220
                                          ------------  ----------
                                             1,405,318   1,529,316

OTHER ASSETS                                   408,882     235,309
                                          ------------  ----------

                                          $  7,596,876  $7,599,558
                                          ============  ==========



                  Dynacraft Golf Products, Inc. and Subsidiary
                           CONSOLIDATED BALANCE SHEET


                                                            December 31
                                                            -------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     1997          1996
                                                     -------------  -----------
CURRENT LIABILITIES
  Current maturities of long-term debt               $    521,571   $  515,134
  Current portion of capital leases                        12,441       47,484
  Accounts payable - trade                              3,066,725    2,876,415
  Accrued liabilities                                     205,968      159,374
                                                     -------------  -----------

      Total current liabilities                         3,806,705    3,598,407


LONG-TERM DEBT
  Notes payable, net of current maturities              2,190,693    2,808,915
  Capital lease obligations, net of current portion        15,055       27,776
                                                     -------------  -----------
      Total long-term debt                              2,205,748    2,836,691
                                                     -------------  -----------

      Total liabilities                                 6,012,453    6,435,098


OBLIGATION TO REPURCHASE STOCK
  Preferred stock                                         100,000      100,000
  ESOP stock                                              (32,650)    (325,907)
                                                     -------------  -----------
                                                           67,350     (225,907)

STOCKHOLDERS' EQUITY
  Common stock                                                500          500
  Additional paid-in capital                              229,295      229,295
  Retained earnings                                     1,736,755    1,472,921
  Repurchase obligation - ESOP                           (449,477)    (312,349)
                                                     -------------  -----------
                                                        1,517,073    1,390,367
                                                     -------------  -----------

                                                     $  7,596,876   $7,599,558
                                                     =============  ===========

The  accompanying  notes  are  an  integral  part  of  this  statement.



                  Dynacraft Golf Products, Inc. and Subsidiary
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                        Year ended December 31
                                                        ----------------------
                                                         1997          1996
                                                     ------------  ------------
Sales                                                $20,024,374   $19,459,629
Cost of goods sold                                    14,154,104    14,210,698
                                                     ------------  ------------

      Gross profit                                     5,870,270     5,248,931

Other operating revenue                                  271,805       399,367
Selling and administrative expenses                   (5,599,765)   (6,059,312)
                                                     ------------  ------------

      Operating profit (loss)                            542,310      (411,014)

Other income or (deductions)
  Interest income                                         18,232        33,514
  Interest expense                                      (219,051)     (270,586)
  Environmental remediation                              (79,669)            0
  Gain on sale of fixed assets                             4,872         1,954
  Equity in net (loss) earnings of Diamond Golf           (2,860)       18,629
                                                     ------------  ------------
                                                        (278,476)     (216,489)
                                                     ------------  ------------

      Net earnings (loss) before income taxes and
           cumulative effect of a change in
           accounting principle                          263,834      (627,503)

Income taxes - currently refundable                            0        23,147
                                                     ------------  ------------

      Net earnings (loss) before cumulative effect
           of a change in accounting principle           263,834      (604,356)

Cumulative effect on prior years of an
  accounting change                                            0       105,811
                                                     ------------  ------------

      NET EARNINGS (LOSS)                            $   263,834   $  (498,545)
                                                     ============  ============

Earnings (loss) per common share before cumulative
  effect of a change in accounting principle         $      0.13   $     (0.30)

Earnings per common share on cumulative effect
  on prior years of an accounting change                    0.00          0.06
                                                     ------------  ------------

Net earnings (loss) per common share                 $      0.13   $     (0.24)
                                                     ============  ============


The  accompanying  notes  are  an  integral  part  of  this  statement.



                           Dynacraft Golf Products, Inc. and Subsidiary
                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      Common Stock          Additional                 ESOP
                                     ------------
                                       Shares                Paid-in     Retained     Repurchase
                                     Outstanding   Amount    Capital     Earnings     Obligation
                                     -----------  --------  ---------  ------------  ------------
Balance at December 31, 1995           2,033,746  $    500  $ 229,295  $ 1,971,466   $  (323,776)

Net (loss) for the year                        0         0          0     (498,545)            0

Change in fair value of ESOP shares            0         0          0            0        11,427
                                     -----------  --------  ---------  ------------  ------------

Balance at December 31, 1996           2,033,746       500    229,295    1,472,921      (312,349)

Net earnings for the year                      0         0          0      263,834             0

Change in fair value of ESOP shares            0         0          0            0      (137,128)
                                     -----------  --------  ---------  ------------  ------------

Balance at December 31, 1997           2,033,746  $    500  $ 229,295  $ 1,736,755   $  (449,477)
                                     ===========  ========  =========  ============  ============


The  accompanying  notes  are  an  integral  part  of  this  statement.



                    Dynacraft Golf Products, Inc. and Subsidiary
                        CONSOLIDATED STATEMENT OF CASH FLOWS


                                                             Year ended December 31
                                                             ----------------------
                                                              1997         1996
                                                           ----------  ------------
Cash flows from operating activities
  Net earnings (loss) for the year                         $ 263,834   $  (498,545)
  Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities
    Depreciation and amortization                            151,705       173,533
    (Gain) on sale of fixed assets                            (4,872)       (1,954)
    Equity in net loss (earnings) of Diamond Golf              2,860       (18,629)
  Changes in assets and liabilities
    Accounts and notes receivable                            (97,478)        1,495
    Inventories                                               (6,000)     (270,350)
    Prepaid expenses                                          10,409      (157,369)
    Other assets                                                   0       (19,346)
    Book overdrafts                                                0      (100,024)
    Accounts payable                                         190,310     1,370,178
    Accrued liabilities                                       46,594         4,269
                                                           ----------  ------------

      Net cash provided by operating activities              557,362       483,258

Cash flows from investing activities
  Proceeds from sale of fixed assets                               0         2,100
  Purchases of fixed assets                                  (27,014)      (83,813)
  Payments received on notes receivable                       92,980        18,586
                                                           ----------  ------------

      Net cash provided by (used in) investing activities     65,966       (63,127)

Cash flows from financing activities
  Deferred offering costs                                   (179,197)            0
  Lines of credit payable - net                                    0    (2,260,315)
  Principal payments on long-term debt                      (608,531)     (567,787)
  Principal payments on capital leases                       (47,764)      (37,859)
  Principal payments on note payable guarantee - ESOP        156,129       156,130
  Proceeds from issuance of long-term debt                         0     2,586,892
                                                           ----------  ------------

      Net cash (used in) financing activities               (679,363)     (122,939)
                                                           ----------  ------------

Net (decrease) increase in cash                              (56,035)      297,192

Cash at beginning of year                                    297,192             0
                                                           ----------  ------------

Cash at end of year                                        $ 241,157   $   297,192
                                                           ==========  ============


The  accompanying  notes  are  an  integral  part  of  this  statement.



                  Dynacraft Golf Products, Inc. and Subsidiary
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED


                                                     Year ended December 31
                                                     ----------------------
                                                         1997       1996
                                                       --------  ----------
Supplemental Cash Flow Disclosures
-----------------------------------------------------

Cash paid (refunded) during the year for:
  Interest                                             $232,091  $ 271,046
                                                       ========  ==========

  Income taxes                                         $      0  $(211,423)
                                                       ========  ==========


Supplemental Schedule of Noncash Financing Activities
-----------------------------------------------------

  Equipment acquired by capital lease agreement        $      0  $  11,025
                                                       ========  ==========
  Advance to Diamond Golf paid from proceeds
    from issuance of long-term debt                    $      0  $  99,980
                                                       ========  ==========

  Sale of fixed asset to stockholder
    Payment of debt                                    $  3,254  $       0
    Increase in stockholder account receivable            3,689          0
                                                       --------  ----------

                                                       $  6,943  $       0
                                                       ========  ==========


The  accompanying  notes  are  an  integral  part  of  this  statement.

                  Dynacraft Golf Products, Inc. and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  A  -  ORGANIZATION  AND  ACCOUNTING  POLICIES

     Dynacraft Golf Products, Inc. (the Company) is a supplier of component golf club equipment (golf clubheads, shafts, grips and other accessory golf products) to clubmakers through its catalog and showroom. The Subsidiary, Pal Joey Custom Golf, Inc., is a wholesaler of finished golf clubs to golf distributors for resale. Through its Pro Shop Division it is a retailer of golf equipment, attire and accessories.

     Consolidation
     -------------

     The consolidated financial statements include the accounts of Dynacraft Golf Products, Inc. and its wholly-owned subsidiary, Pal Joey Custom Golf, Inc. Pal Joey Custom Golf, Inc. includes the accounts of its wholly-owned subsidiary Dynacraft Real Estate Holdings, Inc. All significant intercompany transactions have been eliminated.

     Cash  Equivalents
     -----------------

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996.

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Inventories
     -----------

     Inventory consists primarily of golf clubs, golf clubheads, shafts, grips, golf attire and accessories valued at the lower of absorption costing or market which approximates the first-in, first-out (FIFO) method.

     Advertising  Costs
     ------------------

     The Company's policy is to expense advertising costs as incurred, except for catalog expenses which are capitalized and amortized over their expected period of future benefits, twelve months.

     At December 31, 1997, $198,654 of advertising costs were reported as prepaid assets and $180,495 at December 31, 1996. Advertising expense was $301,050 and $287,016 for the years ended December 31, 1997 and 1996, respectively.

                  DYNACRAFT GOLF PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED


NOTE  A  -  ORGANIZATION  AND  ACCOUNTING  POLICIES  -  CONTINUED

     Revenue  Recognition
     --------------------

     Revenue  is  recognized  when  orders  are  shipped.

     Reclassifications
     -----------------

     Certain reclassifications have been made to the December 31, 1996 financial statements to conform with the December 31, 1997 financial statement presentation. Such reclassifications have had no effect on net income as previously reported.

     Property  and  Equipment
     ------------------------

     Major improvements and additions to property and equipment are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the assets are expensed currently.

     Upon the sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the respective accounts.

     Depreciation
     ------------

     Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives, principally on the declining-balance method.

     Estimates
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income  Taxes
     -------------

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires the use of the asset and liability approach of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

                  DYNACRAFT GOLF PRODUCTS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

NOTE  A  -  ORGANIZATION  AND  ACCOUNTING  POLICIES  -  CONTINUED

     Significant  Customers
     ----------------------

     One group of customers represent in excess of 19% and 16% of consolidated sales in the years ended December 31, 1997 and 1996, respectively.

NOTE  B  -  ACCUMULATED  DEPRECIATION

     A summary of the accumulated depreciation, including methods and lives, was as follows at December 31:



                                       Live
  Classification        Method        (Years)     1997        1996
-----------------  -----------------  -------  ----------  ----------
  Buildings and
    improvements   Straight-line        10-31  $  789,359  $  713,575

  Equipment,
    furniture and  Straight-line and
    fixtures       declining-balance    5 - 7   1,063,751   1,089,120

  Vehicles         Declining-balance   5 - 10      11,977      18,889
                                               ----------  ----------
                                               $1,865,087  $1,821,584
                                               ==========  ==========


NOTE  C  -  LEASE  OBLIGATIONS

     The Company leases equipment under various operating leases expiring in 1998 - 1999 and also leases equipment on a short-term basis as needed. Total rent expense for the years ended December 31, 1997 and 1996 was $15,170 and $15,905, respectively.

     The Company is leasing computer and other equipment under capital lease agreements. These assets are recorded as equipment on the balance sheet.


    Equipment                 $ 364,913
    Accumulated depreciation    343,179
                              ---------

                              $  21,734
                              =========

                 DYNACRAFT  GOLF  PRODUCTS,  INC.  AND  SUBSIDIARY
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS    -  CONTINUED


NOTE  C  -  LEASE  OBLIGATIONS  -  CONTINUED

     Future minimum lease payments under capital leases, together with the present value of the minimum lease payments as of December 31, 1997, were as follows:


Year                                               Amount
--------                                           ------
1998                                             $ 14,899
1999                                               13,315
2000                                                2,854
                                                  --------
31,068
    Less: Amounts representing interest    3,572
                                          --------

    Present value of net lease payments    27,496
    Current portion                                12,441
                                                  --------

    Long-term portion                            $ 15,055
                                                  ========

NOTE  D  -  LONG-TERM  DEBT


  Long-term debt consisted of the following at December 31:
                                                               1997      1996
                                                             --------  --------
  Note payable to a bank in 60 monthly principal
    and interest payments of $243 at an interest
    rate of 7.11% collateralized by a truck.                 $      -  $  3,916

  ESOP note payable to a bank due in monthly
    installments of $13,011 plus interest at
    prime plus 1% (currently 9.50%). The
    monthly installment increases to $20,872
    plus interest on March 31, 1998. Final
    payment due December 31, 1999. Collateralized
    by inventory, equipment, accounts receivable
    and real estate                                           482,127   638,256


                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED



NOTE D - LONG-TERM DEBT - CONTINUED

  Note payable to a bank in monthly installments
    of $7,861 plus interest at prime plus 1%
    (currently 9.50%). Final payment due March 30,
    1998. Collateralized by property and
    equipment                                                 12,367     106,705

  Note payable to a bank in monthly installments of
    $29,344 plus interest at the U.S. Treasury constant
    maturities rate (currently 8.100%). Final payment
    due June 20, 2003. Collateralized by cash, accounts
    receivable inventory, intangibles, equipment, and
    real estate.                                           1,480,329   1,781,808

  Subordinated note payable to a stockholder in
    monthly installments of $4,102 which includes
    interest at an interest rate of 9.625%. Final
    payment due June 1, 2001.                                205,411     233,407

  Subordinated note payable to a stockholder in
    monthly installments of $4,102 which includes
    interest at an interest rate of 9.625%. Final
    payment due June 1, 2001.                                205,476     233,407

  Note payable to a stockholder on demand.
    Interest is at prime plus 1% (currently 9.50%).
    This note is currently subordinate to bank debt
    whose final payment is due June 20, 2003.                200,000     200,000

  Note payable to a stockholder on demand. Interest
    is at 7.20%. This note is currently subordinate to
    bank debt whose final payment is due June 20, 2003.       35,784      35,784

  Note payable to a stockholder on demand. Interest
    is at 7.00%. This note is currently subordinate to
    bank debt whose final payment is due June 20, 2003.       90,770      90,770
                                                          ----------  ----------
                                                           2,712,264   3,324,049
    Less current maturities                                  521,571     515,134
                                                          ----------  ----------

  Long-term portion                                       $2,190,693  $2,808,915
                                                          ==========  ==========

                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

NOTE  D  -  LONG-TERM  DEBT  -  CONTINUED


     As  of  December  31,  1997,  long-term  debt  matures  as  follows:

Year              Amount
----            ----------
1998            $  521,571
1999               544,222
2000               326,540
2001               487,248
2002               296,808
    Thereafter     535,875
                ----------
                 2,712,264
                ==========

     At December 31, 1997 the Company had a $93,000 letter of credit agreement with a bank. The letter of credit was used to facilitate the acquisition of a loan for Diamond Golf International Limited. The letter of credit expires April 1, 2000.

NOTE  E  -  RELATED  PARTY  TRANSACTIONS

     The Company is related to Dynamic Precision Casting Manufacturing Company, Ltd. (Dynamic) since one of the Company's preferred stockholders is also a stockholder in Dynamic. During the years ended December 31, 1997 and 1996, the Company purchased products from Dynamic totaling $1,922,378 and $2,351,155 respectively. At December 31, 1997 and 1996 the Company had accounts payable to Dynamic of $871,096 and $838,167, respectively.

     The Company has advances of $4,919 to employees at December 31, 1997 and $52,889 to stockholders and employees at December 31, 1996, respectively, which are receivable upon demand.

NOTE  F  -  STOCKHOLDERS'  EQUITY

     At December 31, 1997, the Company had 3,500,000 common shares authorized without par value with 2,033,746 shares issued and outstanding, of which 380,913 are shares in the Company's ESOP. In addition, the Company has 100 shares authorized, issued and outstanding of Class A preferred stock with a par value of $1,000 per share noncumulative and a liquidating preference of $1,000 per share. The Company is obligated to redeem these shares upon demand of the stockholder. Because of this obligation these shares have been classified outside of permanent equity.

                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED


NOTE  G  -  PROFIT  SHARING  PLAN

     The Company has a 401(k) profit sharing plan. All employees are eligible to participate on January 1 or July 1 following six months of service. The Company currently matches 25% of the employee contributions to the plan. Contributions were $13,292 and $33,022 for the years ended December 31, 1997 and 1996, respectively.

NOTE  H  -  EMPLOYEE  STOCK  OWNERSHIP  PLAN

     On January 1, 1991, the Company established an employee stock ownership plan (ESOP) for purposes of assisting employees who retire.

     Under the plan, a stockholder sold to the ESOP 380,913 shares of common stock for $1,500,000 during 1991. The purchase price was based upon an appraisal performed by an independent appraiser. In order to have the funds available to acquire the Dynacraft Golf Products, Inc. stock, the Company borrowed $1,500,000 from a bank and loaned it to the ESOP (see Note D).

     The recording of the note payable amount is offset by a corresponding reduction of stockholders' equity. Both amounts are reduced by principal payments made during the year. At December 31, 1997 and 1996, the outstanding principal balance was $482,127 and $638,256, respectively.

     Contributions to the plan are at the discretion of management but may not exceed 15% of total participants' compensation paid or accrued: compensation includes regular and overtime wages, salary, bonuses, commissions, and amounts deferred under a salary reduction agreement. Compensation is limited to amounts established in IRC Section 415(d).

     Under the ESOP agreement, each employee who has completed six months of service may participate in the plan. Participating employees of the Company are able to acquire shares of the Company stock allocated to them based on their annual compensation. The shares are held by a trustee and allocated to the employees based on principal payments made by the Company on the outstanding loan.

     All Company stock held by the ESOP is included in the earnings per share calculation. The payment of dividends is restricted by current loan covenants.

                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

NOTE  H  -  EMPLOYEE  STOCK  OWNERSHIP  PLAN  -  CONTINUED


     The total amounts contributed to the ESOP for the years ended December 31, 1997 and 1996, were $210,515 and $229,449, respectively, with $156,129 representing the principal portions which were allocated to the participants' accounts.


     The  following  summarizes  the  ESOP  shares  at  December  31:

                               1997     1996
                              -------  -------
    Committed to be released  380,913  380,913
    Released                  287,794  243,196
    Suspended                  93,119  137,717


     The Company is obligated to repurchase and has a first offer requirement for those shares issued to employees by the ESOP unless the Company's shares become publicly traded, then the first offer requirement does not apply. Due to this repurchase obligation, the fair market value of the ESOP shares along with the related debt is classified outside of the permanent equity. The obligation to repurchase ESOP shares will vary depending on fair market value of the shares. As the fair market value increases, additional amounts will be reclassified out of stockholders' equity and increase the obligation to repurchase shares. Conversely, as the fair market value decreases, the obligation to repurchase will also decrease. The values of the ESOP shares for the year ended December 31, 1997 and 1996 are $1.18 and $.82 per share and are based upon the fair market value as determined by an independent appraiser.

     The balance of the ESOP shares classified out of permanent equity consisted of the following at December 31:


                                             1997        1996
                                           ---------  ----------
    Fair market value of the ESOP shares
      repurchase obligation                $449,477   $ 312,349
    Less: Debt related to the acquisition
      of the ESOP shares                    482,127     638,256
                                           ---------  ----------

                                           $(32,650)  $(325,907)
                                           =========  ==========

                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

NOTE  I  -  INVESTMENT  IN  FOREIGN  COMPANY

     The Company has a 51% (32,845 shares) ownership interest in Diamond Golf International Limited (Diamond Golf). Diamond Golf is a limited company under English law in Great Britain, which engages in the sale of golf club components and other golfing-related items throughout the countries of the European Economic Community.

     The Company's investment in Diamond Golf is accounted for under the equity method. The Company's investment was $212,032 and $214,892 at December 31, 1997 and 1996, respectively. The Company's equity in the (loss) gain of Diamond Golf International Limited was $(2,860) and $18,629 for the years ended December 31, 1997 and 1996, respectively. Diamond Golf had total assets of $409,237 and total liabilities of $371,356 at December 31, 1997. Net (loss) for the year ended December 31, 1997 was $(5,606). The lack of the consolidation of Diamond Golf does not materially impact the Company's financial statements.

     During the years ended December 31, 1997 and 1996, the Company sold $285,950 and $275,973, respectively, of products to Diamond Golf. As of December 31, 1997 and 1996, the Company had accounts receivable from Diamond Golf in the amount of $86,682 and $100,883, respectively. In addition, the Company had a short-term note receivable from Diamond Golf in the amount of $96,125 in 1996.

NOTE  J  -  INCOME  TAXES

     Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. These temporary differences are determined in accordance with SFAS No. 109.

     The components of deferred taxes consisted of the following at December 31:


                                         1997         1996
                                      -----------  ----------
    Bad debt                          $   22,000   $  30,300
    Inventories                           59,200      60,000
    Net operating loss carryforwards     148,600     275,700
    Contribution carryforwards             4,200      15,000
    Officer wages                          2,400       1,800
    Depreciation                          (6,100)       (700)
                                      -----------  ----------
      Total deferred tax assets          230,300     382,100

      Less valuation allowance          (230,300)   (382,100)
                                      -----------  ----------

      Net deferred income taxes       $        -   $       -
                                      ===========  ==========

                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED


NOTE  J  -  INCOME  TAXES  -  CONTINUED

     Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

     Operating loss carryforwards expire as follows: $371,587 in 2011. Charitable contribution carryforwards expire as follows: $4,290 in 1999 and $4,610 in 2000 and $1,500 in 2001.

     The principal items accounting for the difference in expected tax expense on income before income taxes computed at the United States statutory rate was as follows at December 31:



                                                             1997        1996
                                                           ---------  ----------
  Computed expense at 35% of pretax income                 $ 92,300   $(182,600)
  Valuation allowance for net operating loss carryforward   (93,800)    169,400
  Refund of prior years' tax from carryback of net
    operating losses                                              -      23,147
  Nondeductible dues                                          8,700       9,600
  IRC Section 263A adjustment                                 1,500     (16,300)
  Adjustment to allowance for bad debts                      (7,300)     18,000
  Nondeductible meals                                        10,400       9,000
  Earnings on foreign subsidiary                              1,000      (6,500)
  Contribution carryforward                                 (10,000)          -
  Other                                                       1,200           -
  Depreciation difference                                    (4,000)       (600)
                                                           ---------  ----------

                                                           $      -   $  23,147
                                                           =========  ==========


     During the year ended December 31, 1996 a settlement was reached with the Internal Revenue Service regarding an examination of the Company's federal income tax returns for 1990, 1991 and 1992. The Company accrued $42,911 at December 31, 1995 for taxes due on the settlement. Total actual additional taxes, penalties and interest paid in 1996 amounted to $56,411.

NOTE  K  -  CONTINGENCIES

     During the year ended December 31, 1995 it was discovered that the site of the Company's manufacturing, warehousing and office facility contained ground water that was deemed to be contaminated. The contamination appears to have come from a neighboring property owned by the State of Ohio. The Company is taking legal action against the State of Ohio for reimbursement of legal fees and other costs relating to this matter. The costs incurred during the year ending
December 31, 1997 amounts to $79,669. No amounts have been accrued on the balance sheet for the clean up as the cost is not yet estimable, nor is it probable that the Company will be required to pay for any clean up.

                  Dynacraft Golf Products, Inc. and Subsidiary
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  - CONTINUED

NOTE  L  -  CHANGE  IN  ACCOUNTING  PRINCIPLE

     During the year ended December 31, 1996 the Company changed its method for valuing inventory from lower of average cost or market to lower of absorption costing or market. Absorption costing is preferable to average cost for manufacturing and warehousing business.

     The effect of this change in 1996 income is an increase of $73,149. In addition to this effect, a cumulative effect of the accounting change for prior periods of $105,811 is recognized in the current year. The total increase in income from the accounting change is $178,960.

NOTE  M  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     The following presents the carrying amounts of the Company's financial instruments at December 31, 1997 and 1996. FASB Statement 107, Disclosures About Fair Values of Financial Instruments, defines fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

     Accounts receivable stockholders and employees, account receivable - Diamond Golf, and accounts receivable - other: The carrying amounts approximate fair value because of the short maturity of these instruments.

     Notes payable and capital lease obligations: The carrying amounts approximate fair value. Several of the notes payable have interest rates that are adjusted annually. The notes that are not adjusted annually are either due in the short-term or have rates that are similar to the current rates available to the Company.

NOTE  N  -  STOCK  SPLIT

     The Board of Directors authorized a 13-for-1 stock split, thereby increasing the number of issued and outstanding shares to 2,033,746. The stock split took effect on August 14, 1997 and all shares referred to in this report have been adjusted to reflect that split. Additionally the Company's Articles of Incorporation were amended to authorize 3,500,000 shares of common stock.

NOTE  O  -  PUBLIC  STOCK  OFFERING

     During the year ended December 31, 1997, the Company offered 700,000 shares for sale in an initial public stock offering. A minimum of 300,000 shares must be sold to complete the offering. Until the minimum is fully subscribed, purchases will be deposited into an escrow account. If the minimum is not subscribed, all deposits to the escrow account will be refunded. The minimum has not been fully subscribed as of the date of this report.

     The Company has accumulated $179,197 of costs relating to the initial public stock offering as of December 31, 1997. These costs have been recorded on the balance sheet as other assets. When the minimum is fully subscribed, these costs will be offset against the proceeds of the stock offering. If the minimum is not fully subscribed, the costs will be expensed.